Form 10-Q
period 2001-09-30
R O C TAIWAN FUND
filed 2001-11-07
CIK 836267

Dear Stockholders

The Fund's net asset value per share (NAV) declined 25.6% in the third quarter, just about matching the 25.5% drop of the Taiwan Stock Exchange Index (TAIEX). The New Taiwan dollar depreciated 0.3% against the U.S. dollar during the period.

Like other major exchanges all over the world, Taiwan's took a beating in the third quarter from the fall-out of terrorist attacks in the U.S. But even before those tragic events, Taiwan's market had been battered by factors that were present earlier this year. Key among them is a weakening economy. With exports shrinking largely because of slumping demand for Taiwan's technology manufactures, industrial production has slowed while unemployment has increased to record levels. As a result, the economy in the second quarter contracted 2.4% and continued to weaken in the most recent period.

The poor economic performance was reflected in corporate report cards. First-half results for many listed companies were disappointing, especially for downstream manufacturers in the personal computer industry. The third quarter showed few signs of relief. Semiconductor companies, at the beginning of the technology food chain, continued to suffer from sluggish demand and declining prices.

The market did manage to rally in the middle of the period. This was kicked off by a wave of foreign institutional buying. A further shot of support came when a high-level economic conference, convened by the government, advocated easing restrictions on investment in China and opening direct cross-strait transport links. Underpinning the rally, which focused primarily on "old economy" blue-chip stocks, was the perception that Taiwan's economy and stock market had bottomed out and that both would likely improve in the last few months of the year.

This all changed, however, in September. The immediate impact of the September 11 terrorist attacks in the U.S. was to disrupt Taiwan's trade since most of its technology shipments are by air. This disruption was a major contributing factor to the largest monthly export decline on record. The longer-term concern was the near certainty of recession in the U.S., Taiwan's largest export market. Less than a week after the attacks, Taiwan suffered from one of the worst typhoons to hit the island in recent memory. Most businesses closed for two days, and widespread flooding damaged Taipei's mass rapid transit system and parts of Taiwan's north-south railway.

As noted above, Taiwan's economic situation continued to worsen in the third quarter. Merchandise exports, which represent about 40% of gross national product, declined 32%--almost twice the rate of the previous period. Domestic demand also weakened. As unemployment rose and hopes of a year-end economic turnaround were dashed by the events of September, even private consumption most likely declined after managing a small rise in the second quarter. We estimate that the economy contracted 4.3% in the recent quarter and forecast negative 1.7% growth for the year.

As horrific as the terrorist attacks on the U.S. were, they may speed up the timetable for its economic recovery. This would come-somewhat ironically-as a result of a bigger than expected contraction that can be put down largely to the impact of the tragic events themselves. There are certainly indicators ranging from savings to unemployment that point toward a bottoming out of the U.S. economy in the fourth quarter. We anticipate the recovery to begin early next year, barring any further major acts of terrorism on U.S. soil. And, given the positive effect of aggressive interest rate cutting by the Federal Reserve and the executive and legislative branches' stimulative fiscal policies, decent economic numbers should materialize early in the second quarter.

Taiwan's economy should hit bottom in the first quarter. Its recovery, however, will not be as quick because of structural problems. For one thing, a stalemate with China has prevented lifting of various restrictions on economic relations and led to the export of Taiwan knowledge and skills to the mainland. In domestic politics, some time will be needed to adjust following the formation of a new parliament and cabinet in February. Since no political party is projected to win a majority in upcoming parliamentary elections, it is widely anticipated that a coalition government will have to be formed for the first time in Taiwan. As a result of such factors, we expect the economy will pick up slowly, with noticeable momentum only in the latter part of next year.

With the TAIEX badly battered over the last two quarters and liquidity plentiful after numerous interest rate cuts by Taiwan's central bank, our strategy is to be almost fully invested and seek short-term trading situations in the run-up to parliamentary elections in early December. From then until formation of a new cabinet in February, the political inertia resulting from a lame duck government could produce some market weakness. We will be prepared to increase our cash position by that time and will be looking for buying opportunities heading into Chinese New Year in February. The Fund's portfolio will remain well-diversified in fundamentally driven stocks.

We appreciate your support and look forward to discussing our market outlook and portfolio strategy with you in future reports.


                                    Respectfully submitted,


                                    /s/ Michael Ding
                                    -----------------------
                                    Michael Ding
                                    President

                                    November 1, 2001

PORTFOLIO HIGHLIGHTS
Three Months Ended September 30, 2001

KEY STATISTICS
Change in N.A.V. ($5.24 to $3.90)                                       -$1.34
Total Net Assets                                                $127.4 Million
--------------------------------------------------------------------------------


SECURITY CLASSIFICATION

                                                                        Value
Percent of Net Assets                                                   (000)
---------------------------                                         ------------

Common Stocks                                85.63%                   $109,108
Short-term Investments                       14.46                      18,422
                                           --------                    ---------
Total Investments                           100.09                     127,530
Liabilities Less
     Other Assets                            -0.09                        -111
--------------------------------------------------------------------------------
Net Assets                                  100.00%                   $127,419
================================================================================


TEN LARGEST HOLDINGS
                                                                   Percent of
Company                                                             Net Assets
---------------------------------------------------             ----------------
Taipei Bank                                                            7.15%
Hon Hai Precision Industry Co., Ltd.                                   5.55
Chunghwa Telecom Co., Ltd.                                             5.10
Cathay Life Insurance Co., Ltd.                                        4.42
United World Chinese Commercial Bank                                   4.39
Synnex Technology International Corp.                                  4.08
Microstar International Co., Ltd.                                      3.95
United Microelectronics Corp.                                          3.86
Sonix Technology Co., Ltd.                                             3.77
CMC Magnetics Corp.                                                    3.33
--------------------------------------------------------------------------------

INDUSTRY DIVERSIFICATION
                                                                   Percent of
                                                                   Net Assets
---------------------------------------------------             ----------------
Banking                                                              20.38%
Electronics                                                          16.50
Semiconductors                                                        9.74
Communications Equipment                                              7.91
Telephone Services                                                    7.90
Other Financials                                                      5.38
Retailing                                                             4.08
Computer Services & Software                                          3.08
Transportation                                                        2.33
Food                                                                  2.16
--------------------------------------------------------------------------------

THE R.O.C. TAIWAN FUND
www.roctaiwanfund.com

Manager:
International Investment Trust Company Limited
17th Floor
167 Fuhsing North Road
Taipei, Taiwan, Republic of China
Telephone:  886-2-2713-7702
Fax:  886-2-2717-3077

Officers and Trustees:
Theodore S. S. Cheng, Chairman and Trustee
Michael Ding, President and Trustee
Daniel Chiang, Trustee
Ed-ward B. Collins, Trustee and Audit Committee Member
Da-vid N. Laux, Trustee and Audit Committee
     Member
Yung-San Lee, Trustee
Alfred F. Miossi, Trustee and Audit Committee Member
Robert P. Parker, Trustee and Audit Committee Member
Peggy Chen, Chief Financial Officer, ~Treasurer, and Secretary

Custodian:
Central Trust of China
49 Wuchang Street, Sec. 1
Taipei, Taiwan
Republic of China

Transfer Agent, Paying and Plan Agent:
State Street Bank and Trust Co.
P.O. Box 8200
Boston, Massachusetts  02266-8200
U.S.A.~Telephone: 1-800-426-5523

U.S. Administrator:
Citigate Dewe Rogerson Inc.
1440 Broadway, 16th Floor
New York, NY 10018 U.S.A.
Telephone: (212) 688-6840

U.S. Legal Counsel:
Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, NY 10019-6064
Telephone: (212) 373-3000

For information on the Fund, including the NAV, please call toll free 1-800-343-9567.