Form 10-K
period 2001-12-31
R O C TAIWAN FUND
filed 2002-03-01
CIK 836267


-----------------------------------------------------------------------------------------------------
Dear Stockholders
-----------------------------------------------------------------------------------------------------

The net asset value per share (NAV) of The             The early rally proved short-lived, however,
R.O.C. Taiwan Fund declined 6.6% in 2001,              as negative factors already present in the
compared to the 17.1% gain of the Taiwan               first quarter adversely affected the market
Stock Exchange Index (TAIEX). During the               over the next two quarters. By early
year, the New Taiwan dollar depreciated 6.0%           October, the TAIEX had fallen nearly 44%
against the U.S. dollar.                               from the mid-February high to the year's
                                                       low. Chief among the causes for concern to
                                                       investors was the weakening economy. With
In a year marked by big surges and                     exports declining at double-digit rates each
long-lasting slumps, Taiwan's market was               month after March, industrial production
buffeted by economic recession at home and             slowed and unemployment rose to record-high
abroad as well as man-made and natural                 levels.
catastrophes. The TAIEX was still able to
finish 2001 as one of the world's best                 The economy's slide into recession was
performers.                                            reflected in poor results for listed
                                                       companies. Exceptions included notebook
Supported by heavy trading and the U.S.                computer producers and a few makers of PC
Federal Reserve's surprise interest-rate cut           components, which benefited as the world's
in early January, Taiwan's market got off to           major computer brand owners increasingly
a fast start and rose almost 29% by                    outsourced production to Taiwan. But the
mid-February to the year's high. Domestic              continuing fall in capital spending on
investors flush with Chinese New Year                  technology in the U.S., the largest export
bonuses helped fuel the rally. Funds from              market for Taiwan's technology products,
abroad added to liquidity: foreign                     took its toll on most others. Perhaps
institutions were net buyers of more than              hardest hit were those in the semiconductor
US$2 billion worth of stock in the first               industry. Losses at memory-chip makers
month and a half of the new year. Taiwan's             mounted as the price of major products fell
central bank had also adopted a loose                  below production costs. Foundries
monetary policy, acting even before the Fed            (semiconductor manufacturers doing contract
to lower interest rates and making three               work for other chipmakers and designers)
more cuts in the first quarter. Investor               suffered from order cancellations and saw
optimism got a further boost when the first            production drop well below half of full
U.S. interest-rate reduction was followed by           capacity.
a double-digit January gain of the Nasdaq,
which is closely watched in Taiwan as an               Investor expectations during the summer that
indicator for its own technology-heavy                 both the economy and stock market had hit
market.                                                bottom proved premature as catastrophic
                                                       events in September unfolded. First came the
Political developments played a role in the            terrorist attacks in the U.S., which
rally as well. After an acrimonious period             temporarily disrupted Taiwan's trade and
the previous year, tensions between Taiwan's           raised longer-term concerns about the impact
ruling and opposition political parties                on the American economy. Less than a week
eased somewhat. The opposition-dominated               after the attacks, a typhoon hit Taiwan and
legislature passed, after a month-long                 caused widespread damage to its
delay, the government's annual budget. The             transportation system.
improved political climate also brought
about resumption of a nuclear power plant's            The fourth-quarter surge of U.S. stocks,
construction that had been halted by the               especially the 30% Nasdaq rise, and a new
government as a result of a political                  wave of heavy buying by foreign institutions
dispute in late 2000.                                  helped



lift the Taiwan market out of the doldrums.            aggressively in December, the action was
The Taiwan central bank also lowered                   tardy and only made up some of the lost
interest rates three more times (for a total           ground.
of 12 cuts since December 2000) during the
last quarter. And signs of a turnaround for            We are projecting that the economy in the
many technology companies lent fundamental             new year will swing upward. In fact, the
support for the end-of-year rally. The                 course of Taiwan's recovery in certain
improving outlook was most evident for the             industries could well be a "leading
semiconductor industry. Taiwan's foundries             indicator" for the U.S. economy. American
reported stepped up production levels and              companies can be expected to replenish
forecast better financial results.                     inventories, depleted over the last year or
Meanwhile, memory-chip prices started to               so, by turning to Taiwan producers of a wide
rise for the first time in more than a year.           range of products as the outsourcing trend
The TAIEX responded with gains that                    continues. This turnaround may already have
accelerated each month, climaxing with                 started in certain industries. Bulging
December's 25% rise. That came after the               orders received by some of Taiwan's
ruling party won a surprise victory in                 technology companies should presage a strong
December 1 elections that made it the                  performance in the first quarter despite it
dominant party in the legislature and raised           being the traditional slow season.
hopes that the government could act
decisively to effect economic recovery.                Whether the full-scale U.S. rebound comes in
                                                       the third or fourth quarter, Taiwan's
Those hopes arose against the background               turnaround should come earlier. The wide
that, as recessionary conditions spread                diversity of views on the timing of this
throughout most of the developed world and             recovery could be reflected in considerable
foreign demand plummeted, Taiwan's economy             market volatility during the year. Still,
had its worst performance on record.                   most analysts have been revising upward
Merchandise exports, equivalent to about 40%           their Taiwan economic forecasts. Given our
of gross national product, declined 17% on             own positive outlook, we intend to remain
the year. Under the impact of the poor                 fully invested and overweight in technology
economic conditions and continuing transfer            companies, which account for more than half
of manufacturing to China, private                     of Taiwan's total stock market
investment also suffered a double-digit                capitalization. We especially favor makers
drop. And the long period of falling share             of TFT-LCD (flat-panel) monitors,
prices and rising unemployment led to a                motherboards and notebook computers as well
sharp reduction in private consumption                 as semiconductor foundries and IC design
growth, which just barely remained in                  houses.
positive territory. We estimate that the
economy contracted about 2% in 2001. For the           We are grateful for your support and look
new year, Taiwan's economy should pick up              forward to reviewing our market outlook and
gradually and achieve growth of 2.1% as                portfolio strategy with you in future
recovery takes hold in the U.S.                        reports.

Surprised by the powerful wave of liquidity                     Respectfully submitted,
in the final months of the year, the Fund
had a disappointing 2001. Only after                            /s/ Michael Ding
Taiwan's liquidity-driven rally was well                        -----------------------
underway did it become clear we were in the                     Michael Ding
midst of a global phenomenon. And even                          President
though we moved
                                                                January 25, 2002



------------------------------------------------------------------------------------------------------------
PORTFOLIO HIGHLIGHTS
Year Ended December 31, 2001
------------------------------------------------------------------------------------------------------------

---------------------------------------------------    -----------------------------------------------------
Ten Largest Holdings                                   Industry Diversification
---------------------------------------------------    -----------------------------------------------------

                                        Percent of                                             Percent of
Company                                 Net Assets                                             Net Assets
--------------------------              ----------     --------------------------              ----------

Hon Hai Precision Industry Co., Ltd.        5.79%      Semiconductors                             19.84%

---------------------------------------------------    ---------------------------------------------------
Taipei Bank                                 5.62       Computers & Office Equipment               12.97
---------------------------------------------------    ---------------------------------------------------

United Microelectronics Corp.               5.20       Electronics                                 9.64

---------------------------------------------------    ---------------------------------------------------
Cathay Financial Holding Co., Ltd.          5.03       Communications Equipment                    9.40
---------------------------------------------------    ---------------------------------------------------

Sonix Technology Co., Ltd.                  4.62       Banking                                     9.23

---------------------------------------------------    ---------------------------------------------------
Synnex Technology International Corp.       4.25       Other Financials                            7.30
---------------------------------------------------    ---------------------------------------------------

Chunghwa Telecom Co., Ltd.                  4.20       Telephone Services                          6.72

---------------------------------------------------    ---------------------------------------------------
Wintek Corp.                                4.20       Retailing                                   4.25
---------------------------------------------------    ---------------------------------------------------

Amtran Technology Co., Ltd.                 4.10       Computer Services & Software                3.47

---------------------------------------------------    ---------------------------------------------------
Macronix International Co., Ltd.            3.47       Food                                        2.06
---------------------------------------------------    ---------------------------------------------------


                                                                                                      3


----------------------------------------------------------------------------------------------------------
THE R.O.C. TAIWAN FUND
Consolidated Schedule of Investments / December 31, 2001
----------------------------------------------------------------------------------------------------------

COMMON STOCKS-- 92.98%

Number of                                                                     % of         Market Value
  Shares                   Description                                       Net Assets   (U.S. Dollars)
---------                  -----------                                       ----------   -------------

Automobile-- 0.63%
----------------------------------------------------------------------------------------------------------
 2,412,268                 Yulon Motor Co., Ltd ............................     0.63         1,120,738
                                                                                          -------------
                                                                                              1,120,738

Banking -- 9.23%
----------------------------------------------------------------------------------------------------------
 3,000,000            *    Chinatrust Commercial Bank.......................     1.02         1,795,690
13,271,910                 Taipei Bank......................................     5.62         9,911,186
11,000,000            *    Bank Sinopac.....................................     2.59         4,577,585
                                                                                           ------------
                                                                                             16,284,461

Other Financials -- 7.30%
----------------------------------------------------------------------------------------------------------
 5,462,379                 Cathay Financial Holding Co., Ltd................     5.03         8,874,575
 5,832,000            *    Yuan Ta Securities Co., Ltd. ....................     2.27         4,006,134
                                                                                           ------------
                                                                                             12,880,709

Communications Equipment-- 9.40%
----------------------------------------------------------------------------------------------------------
10,152,500            *    Wintek Corporation. .............................     4.20         7,408,049
 1,000,000            *    Ambit Microsystems Corp..........................     2.60         4,588,986
 1,875,000                 AboCom Systems, Inc..............................     2.60         4,596,112
                                                                                           ------------
                                                                                             16,593,147

Computer Services and Software-- 3.47%
----------------------------------------------------------------------------------------------------------
 1,937,500                 Cradle Technology Corp...........................     3.47         6,129,932
                                                                                           ------------
                                                                                              6,129,932

Computers & Office Equipment-- 12.97%
----------------------------------------------------------------------------------------------------------
 2,000,000            *    Compal Electronics Inc...........................     1.43         2,519,667
   989,000            *    Quanta Computer Inc..............................     1.82         3,213,602
 5,000,000            *    AU Optronics Corp................................     3.02         5,330,065
 5,000,000            *    Chunghwa Picture Tubes, Ltd .....................     2.60         4,588,986
 4,000,000            *    Amtran Technology Co., Ltd.......................     4.10         7,239,767
                                                                                           ------------
                                                                                             22,892,087

Electrical & Machinery-- 0.00%
----------------------------------------------------------------------------------------------------------
        61                 Teco Electric & Machinery Co., Ltd ..............     0.00                19
                                                                                           ------------
                                                                                                     19

Electronics-- 9.64%
----------------------------------------------------------------------------------------------------------
 2,240,000                 Hon Hai Precision Industry Co., Ltd .............     5.79        10,215,483
       500                 Asustek Computer Inc ............................     0.00             2,180
 1,000,000            *    Realtek Semiconductor Corp ......................     2.76         4,874,017
   391,000                 Glotech Industrial Corp .........................     0.08           143,209
   902,000                 Sinbon Electronics Co., Ltd .....................     1.01         1,786,826
                                                                                           ------------
                                                                                             17,021,715

See accompanying notes to consolidated financial statements.


Schedule of Investments (Cont'd.)

Number of                                                                     % of         Market Value
  Shares                   Description                                       Net Assets   (U.S. Dollars)
---------                  -----------                                       ----------   -------------

Food-- 2.06%
----------------------------------------------------------------------------------------------------------
10,000,000            *    Uni-President Enterprise Corp ...................     2.06         3,634,135
                                                                                           ------------
                                                                                              3,634,135

Plastics-- 1.36%
----------------------------------------------------------------------------------------------------------
 2,625,774                 Formosa Plastics Corp ...........................     1.36         2,402,444
     1,074                 Nan Ya Plastics Corp ............................     0.00               820
                                                                                           ------------
                                                                                              2,403,264

Retailing-- 4.25%
----------------------------------------------------------------------------------------------------------
 5,646,250                 Synnex Technology International Corp ............     4.25         7,499,580
                                                                                           ------------
                                                                                              7,499,580

Semiconductors-- 19.84%
----------------------------------------------------------------------------------------------------------
 6,319,250            *    United Microelectronics Corp ....................     5.20         9,186,004
 1,500,000            *    Taiwan Semiconductor Manufacturing Co., Ltd .....     2.12         3,741,022
 8,000,000            *    Macronix International Co., Ltd .................     3.47         6,133,850
 5,000,000                 Winbond Electronics Corp ........................     2.05         3,619,884
   250,400                 Mediatek Inc, ...................................     2.38         4,196,648
 2,000,000            *    Sonix Technology Co., Ltd .......................     4.62         8,151,864
                                                                                           ------------
                                                                                             35,029,272

Steel & Other Metals-- 0.04%
----------------------------------------------------------------------------------------------------------
   190,860                 China Steel Corp ................................     0.04            74,257
                                                                                           ------------
                                                                                                 74,257

Telephone Services-- 6.72%
----------------------------------------------------------------------------------------------------------
 5,000,000            *    Chunghwa Telecom Co. Ltd ........................     4.20         7,410,786
 3,343,830            *    Taiwan Cellular Corp ............................     2.52         4,460,473
                                                                                           ------------
                                                                                             11,871,259

Textiles-- 0.40%
----------------------------------------------------------------------------------------------------------
 1,898,000            *    Far Eastern Textile Ltd .........................     0.40           703,284
                                                                                           ------------
                                                                                                703,284

Transportation-- 0.57%
----------------------------------------------------------------------------------------------------------
 4,517,000                 Yang Ming Marine Transport Corp .................     0.57           997,798
                                                                                           ------------
                                                                                                997,798

Others-- 5.10%
----------------------------------------------------------------------------------------------------------
 3,180,000                 Ability Nagase Co., Inc .........................     1.29         2,284,118
   800,000            *    Stark Technology Inc ............................     1.73         3,044,123
 2,200,000            *    Taiwan Secom Co., Ltd ...........................     1.21         2,125,755
 4,741,170                 Kang Na Hsiung Enterprise Co., Ltd ..............     0.87         1,540,569
                                                                                           ------------
                                                                                              8,994,565
                                                                                           ------------
TOTAL COMMON STOCKS (COST $162,519,261)                                                     164,130,222

* Non-income producing: these stocks did not pay a cash dividend during the year.

See accompanying notes to consolidated financial statements.




----------------------------------------------------------------------------------------------------------
THE R.O.C. TAIWAN FUND
Consolidated Schedule of Investments (continued)
----------------------------------------------------------------------------------------------------------

BONDS --2.13%
                                                                              % of        Market Value
                                                                            Net Assets   (U.S. Dollars)
                                                                            ----------   --------------
Convertible Corporate Bonds - 2.13%
----------------------------------------------------------------------------------------------------------

Par Value
---------
 2,069,319                 AU Optronics Corp., 2.00%, Due 11/18/08 .........     2.13         3,747,125
                                                                                           ------------
TOTAL BONDS  (COST $2,773,059) .............................................                  3,747,125
                                                                                           ------------

SHORT-TERM INVESTMENT-- 1.93%
Commercial Paper-- 1.93%
----------------------------------------------------------------------------------------------------------
         Principal
         Amount            Issuer (Guarantor)
         ---------         ------------------
         570,076           General Motors Asia Corporation Taiwan
                           (Citibank, N.A.), 2.25%, Due 01/03/02 ...........     0.32           569,990

         2,850,302         McDonald's Restaurant (Taiwan) Co., Ltd
                           (Standard Chartered Bank), 2.18%, Due 01/08/02 ..     1.61         2,849,114
                                                                                           ------------

Total short-term investments (AMORTIZED COST $3,419,104) ...................                  3,419,104
                                                                                           ------------

TOTAL INVESTMENTS IN SECURITIES
         AT MARKET VALUE (COST $168,711,424) ...............................    97.04       171,296,451

OTHER ASSETS (LESS LIABILITIES) ............................................     2.96         5,229,684
                                                                                           ------------
NET ASSETS .................................................................   100.00      $176,526,135
                                                                               ======      ============









See accompanying notes to consolidated financial statements.


----------------------------------------------------------------------------------------------------------
THE R.O.C. TAIWAN FUND
Consolidated Statement of Assets and Liabilities
December 31, 2001 (Expressed in US Dollars)
----------------------------------------------------------------------------------------------------------

Assets

Investments in securities at market value (Notes 2B, 3 and 6):
         Common stocks (cost-- $162,519,261) ...........................................   $164,130,222
         Short-term investments (amortized cost-- $3,419,104) ..........................      3,419,104
         Convertible corporate bonds (cost-- $2,773,059) ...............................      3,747,125
                                                                                           ------------
         Total investments in securities at market value (cost-- $168,711,424) .........    171,296,451
Cash ...................................................................................      2,966,908
Receivable from investment securities sold .............................................      2,586,308
Prepaid expense ........................................................................         31,530
Other receivables ......................................................................          6,061
                                                                                           ------------
         Total assets ..................................................................    176,887,258
                                                                                           ------------
Liabilities
Management fee payable (Note 4) ........................................................        188,813
Custodian fee payable (Note 5) .........................................................         20,980
Accrued Republic of China taxes (Note 2G) ..............................................          1,380
Other payables .........................................................................        149,950
                                                                                           ------------
         Total liabilities .............................................................        361,123
                                                                                           ------------
Net assets .............................................................................   $176,526,135
                                                                                           ============
Components of net assets (Note 2)
Par value of shares of beneficial interest (Note 7) ....................................        326,990
Additional paid-in capital .............................................................    310,002,684
Accumulated net investment loss ........................................................      3,642,926
Accumulated realized loss on investments ...............................................    (94,021,411)
Unrealized appreciation on investments (Note 6) ........................................      2,585,027
Cumulative translation adjustment (Note 2E) ............................................    (46,010,081)
                                                                                           ------------
Net assets .............................................................................   $176,526,135
                                                                                           ============
Net asset value per share (32,698,976 shares, par value $0.01 issued and outstanding) ..   $       5.40
                                                                                           ============

See accompanying notes to consolidated financial statements.




----------------------------------------------------------------------------------------------------------
THE R.O.C. TAIWAN FUND
Consolidated Statement of Operations
For the Year ended December 31, 2001 (Expressed in US Dollars)
----------------------------------------------------------------------------------------------------------

INVESTMENT INCOME (NOTE 2C)

         Dividends ....................................................................    $  2,793,712
         Interest .....................................................................         714,883
                                                                                           ------------
                                                                                              3,508,595

REPUBLIC OF CHINA TAXES (NOTE 2G) .....................................................       1,756,177
                                                                                           ------------
                                                                                              1,752,418
                                                                                           ------------

EXPENSES

         Management fee (Note 4) ......................................................       2,336,808
         Custodian fee (Note 5) .......................................................         259,898
         Professional fees ............................................................         445,772
         Administrative fee ...........................................................          92,000
         Insurance expenses ...........................................................          67,900
         Trustee fees .................................................................          73,000
         Transfer agent fee ...........................................................          48,903
         Other expenses ...............................................................         196,430
                                                                                           ------------
                                                                                              3,520,711
                                                                                           ------------
Net investment loss ...................................................................      (1,768,293)
                                                                                           ------------

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FOREIGN CURRENCIES (NOTES 2 AND 6)

         Net realized gain (loss) on:
             investments (excluding short-term investments) ...........................     (66,780,104)
             foreign currency transactions ............................................         121,434
                                                                                           ------------
             net realized loss on investments and foreign currency transactions .......     (66,658,670)
         Net increase (decrease) in unrealized appreciation on:
             investments (excluding short-term investments) ...........................      68,725,588
             translation of assets and liabilities in foreign currencies ..............     (12,711,118)
                                                                                           ------------
         Net realized and unrealized loss from investments and foreign currencies .....     (10,644,200)
                                                                                           ------------
         Net decrease in net assets resulting from operations .........................    $(12,412,493)
                                                                                           ============


See accompanying notes to consolidated financial statements.

                                       8


----------------------------------------------------------------------------------------------------------
THE R.O.C. TAIWAN FUND
Consolidated Statement of Changes in Net Assets
For the Years ended December 31, 2001 and 2000 (Expressed in US Dollars)
----------------------------------------------------------------------------------------------------------

                                                                                  2001            2000
                                                                             --------------  --------------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS

         Net investment loss ............................................... $  (1,768,293)  $  (3,512,341)
         Net realized loss on investments and foreign
             currency transactions .........................................   (66,658,670)     (2,864,711)
         Net increase (decrease) in unrealized appreciation
             on investments ................................................    68,725,588    (113,558,157)
         Net decrease in unrealized appreciation on
             translation of assets and liabilities in foreign currencies ...   (12,711,118)    (13,548,838)
                                                                             --------------  --------------
         Net decrease in net assets resulting
                from operations ............................................   (12,412,493)   (133,484,047)
                                                                             --------------  --------------

DISTRIBUTIONS TO SHAREHOLDERS FROM (NOTE 2F)

         Net realized gain on investments                                               --     (12,098,621)
                                                                             --------------  --------------
         Total distributions                                                            --     (12,098,621)
                                                                             --------------  --------------

Decrease in net assets                                                         (12,412,493)   (145,582,668)

Net assets, beginning of year                                                  188,938,628     334,521,296
                                                                             --------------  --------------

Net assets, end of year                                                      $ 176,526,135   $ 188,938,628
                                                                             ==============  ==============

See accompanying notes to consolidated financial statements.

                                                                                                          9


---------------------------------------------------------------------------------------------------------------------------------
THE R.O.C. TAIWAN FUND
Consolidated Financial Highlights
(Expressed in US Dollars)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                    Years Ended December 31,

                                                              -----------------------------------------------------------------

                                                                  2001         2000          1999         1998          1997
                                                                 ------       ------        ------       ------        ------

PER SHARE OPERATING PERFORMANCE:
         Net asset value, beginning of year ...............        5.78         10.23          7.53         9.58         11.67
         Net investment loss ..............................       (0.05)        (0.11)        (0.11)       (0.11)        (0.16)
         Net realized and unrealized gain (loss) on
                  investments and foreign
                  currency transactions ...................        0.06         (3.56)         2.58        (1.73)         3.20
         Net increase (decrease) in unrealized
                  appreciation on translation of
                  foreign currencies ......................       (0.39)        (0.41)         0.23         0.08         (1.88)
                                                              ----------    ----------    ----------   ----------    ----------
                           Total from investment operations       (0.38)        (4.08)         2.70        (1.76)         1.16

NET EFFECT OF SHARE TRANSACTIONS ..........................         --            --            --           --           0.09

DISTRIBUTIONS TO SHAREHOLDERS FROM:
         Capital ..........................................         --            --            --         (0.13)          --
         Net investment income ............................         --            --            --         (0.07)        (0.39)
         Net realized gain on investments .................         --          (0.37)          --         (0.09)        (2.95)
                                                              ----------    ----------    ----------   ----------    ----------
                  Total distributions* ....................         --          (0.37)          --         (0.29)        (3.34)
                                                              ----------    ----------    ----------   ----------    ----------
NET ASSET VALUE, END OF YEAR ..............................        5.40          5.78         10.23         7.53          9.58
                                                              ==========    ==========    ==========   ==========    ==========
PER SHARE MARKET PRICE, END OF YEAR .......................        4.75          4.56          8.44         6.19          8.13

TOTAL INVESTMENT RETURN (%):
         Based on the Trust's market price ................        4.17        (41.71)        36.35       (20.31)        10.55
         Based on the Trust's net asset value .............       (6.57)       (39.94)        35.86       (18.42)         9.41

RATIOS AND SUPPLEMENTAL DATA:
         Net assets, end of year (in thousands) ...........     176,526       188,939       334,521      246,348       313,344
         Ratio of expenses to average net assets (%) ......        2.01          1.67          1.81         1.77          1.51
         Ratio of net investment loss to average
                  net assets (%) ..........................       (1.01)        (1.09)        (1.35)       (1.28)        (1.13)
         Portfolio turnover ratio (%) .....................         173           165           191          133           106



* See Note 2F for information concerning the Trust's distribution policy.

See accompanying notes to consolidated financial statements.


----------------------------------------------------------------------------------------------------------
THE R.O.C. TAIWAN FUND
Notes to Consolidated Financial Statements / December 31, 2001 (Expressed in US Dollars)
----------------------------------------------------------------------------------------------------------

Note 1-- Organization and Acquisition of The           C -- Security transactions and investment
Taiwan (R.O.C.) Fund                                   income -- Security transactions are recorded
-----------------------------------------------        on the date the transactions are entered
The R.O.C. Taiwan Fund (the "Trust") is a              into (the trade date). Dividend income is
Massachusetts business trust formed in July            recorded on the ex-dividend date, and
1988 and registered with the U.S. Securities           interest income is recorded on the accrual
and Exchange Commission as a diversified,              basis as it is earned.
closed-end management investment company
under the Investment Company Act of 1940.              D -- Realized gains and losses -- Realized
                                                       gains and losses on security transactions
The Trust was formed in connection with the            are determined for financial reporting
reorganization (the "Reorganization") of The           purposes using the average cost method for
Taiwan (R.O.C.) Fund (the "Fund"). The Fund,           the cost of investments. For federal income
which commenced operations in October 1983,            tax purposes, realized gains and losses on
was established under the laws of the                  security transactions are determined using
Republic of China as an open-end contractual           the first-in-first-out method. For the
investment fund pursuant to an investment              fiscal year ended December 31, 2001, the
contract between International Investment              Trust generated a net capital loss of
Trust Company Limited ("IIT") and Central              $89,141,756, which includes a post October
Trust of China, as custodian. Pursuant to              1, 2000 net capital loss of $26,651,342.
the Reorganization, which was completed in             This loss may be used to offset any future
May 1989, the Trust acquired the entire                capital gains generated by the Trust and, if
beneficial interest in the assets                      unused, will expire on December 31, 2009.
constituting the Fund.
                                                       E -- Foreign currency
Note 2 -- Summary of Significant Accounting            translation--Substantially all of the
Policies                                               Trust's income is earned, and its expenses
-----------------------------------------------        are largely paid, in New Taiwan Dollars
A -- Basis of presentation and principles of           ("NT$"). The cost and market value of
consolidation -- The accompanying financial            securities, currency holdings and other
statements of the Trust have been prepared             assets and liabilities which are denominated
in accordance with accounting principles               in NT$ are reported in the accompanying
generally accepted in the United States of             consolidated financial statements after
America. The consolidated financial                    translation into United States Dollars based
statements include the accounts of the Trust           on the closing market rate for United States
and the Fund. All significant inter-company            Dollars in Taiwan at the end of the period.
transactions and balances have been                    At December 31, 2001, this rate was
eliminated in consolidation.                           approximately NT$35.084 to $1.00. Investment
                                                       income and expenses are translated at an
B --Valuation of investments-- Common stocks           average exchange rate for the period.
and convertible corporate bonds represent              Currency translation gains or losses are
securities that are traded on the Taiwan               reported as a separate component of changes
Stock Exchange or the Taiwan                           in net assets resulting from operations.
over-the-counter market. Such securities are
valued at the closing market price, or, if             The Trust does not separately record that
not quoted at the end of the period,                   portion of the results of operations
generally at the last quoted closing market            resulting from changes in foreign exchange
price. Short-term investments are valued at            rates on investments from the fluctuations
amortized cost, which approximates market              arising from changes in market prices of
value. Under this method, the difference               securities held. Such fluctuations are
between the cost of each security and its              included with the net realized and
value at maturity is accrued into income on            unrealized gain or loss from investments.
a straight-line basis over the days to
maturity.




F -- Distributions to shareholders -- It is            NOTE 3 -- INVESTMENT CONSIDERATIONS
the Trust's policy to distribute all                   ------------------------------------------------
ordinary income and net capital gains,                 Because the Trust concentrates its
calculated in accordance with U.S. federal             investments in publicly traded equity and
income tax regulations. Such calculations              debt securities issued by R.O.C.
may differ from those based on generally               corporations, its portfolio involves
accepted accounting principles. Permanent              considerations not typically associated with
book and tax differences primarily relate to           investing in U.S. securities. In addition,
the treatment of the Trust's gains from the            the Trust is more susceptible to factors
disposition of passive foreign investment              adversely affecting the R.O.C. economy than
company shares as well as net operating                a fund not concentrated in these issuers to
losses for U.S. federal income tax purposes.           the same extent. Since the Trust's
Temporary book and tax differences are                 investment securities are primarily
primarily due to differing treatments for              denominated in New Taiwan Dollars, changes
certain foreign currency losses and wash               in the relationship of the New Taiwan Dollar
sale loss deferrals.                                   to the U.S. Dollar may also significantly
                                                       affect the value of the investments and the
G -- Taxes -- The Trust intends to continue            earnings of the Trust.
to elect and to continue to qualify as a
regulated investment company under the                 NOTE 4 -- INVESTMENT MANAGEMENT
Internal Revenue Code of 1986, as amended              ------------------------------------------------
(the "Code"). If the Trust complies with all           Pursuant to an investment contract (the
of the applicable requirements of the Code,            "Investment Contract"), IIT (the "Manager"),
it will not be subject to U.S. federal                 an R.O.C. corporation, is responsible, among
income and excise taxes provided that it               other things, for investing and managing the
distributes all of its investment company              assets of the Trust and administering the
taxable income and net capital gains to its            Trust's affairs. Through December 31, 2001,
shareholders.                                          the Trust paid the Manager a fee in NT$,
                                                       which is accrued daily and paid monthly in
The Republic of China ("R.O.C.") levies a              arrears, at the annual rate of 1.35% of the
tax at the rate of 20% on cash dividends and           net asset value ("NAV") with respect to
interest received by the Trust on                      Trust assets held in Taiwan under the
investments in R.O.C. securities. In                   Investment Contract up to NT$6 billion,
addition, a 20% tax is levied based on the             1.15% of such NAV in excess of NT$6 billion
par value of stock dividends (except those             up to NT$8 billion, 0.95% of such NAV in
which have resulted from capitalization of             excess of NT$8 billion up to NT$10 billion,
capital surplus) received by the Trust.                and 0.75% of such NAV in excess of NT$10
                                                       billion.
Realized gains on securities transactions
are not subject to income tax in the R.O.C.;           NOTE 5 -- CUSTODIAN
instead, a securities transaction tax of               ------------------------------------------------
0.3% of the market value of stocks sold or             Pursuant to the Investment Contract, the
transferred, and 0.1% of the market value of           Central Trust of China ("CTC") serves as
bonds and beneficial certificates sold or              custodian of the assets of the Trust held in
transferred, is levied. Proceeds from sales            the R.O.C. CTC owns 7.74% of the outstanding
of investments are net of securities                   capital stock of IIT. Through December 31,
transaction tax paid of $702,990 for the               2001, the Trust paid CTC a monthly fee in
twelve months ended December 31, 2001.                 NT$ at the annual rate of 0.15% of the NAV
                                                       with respect to Trust assets held in Taiwan
                                                       under the Investment Contract up to NT$6
H -- Use of estimates -- The preparation of            billion, 0.13% of such NAV in excess of NT$6
financial statements in conformity with                billion up to NT$8 billion, 0.11% of such
accounting principles generally accepted in            NAV in excess of NT$8 billion up to NT$10
the United States of America requires                  billion, and 0.09% of such NAV in excess of
management to make estimates and assumptions           NT$10 billion, subject to a minimum annual
that affect the amounts reported in the                fee of NT$2.4 million.
consolidated financial statements,
consolidated financial highlights and the
accompanying notes. Actual results could
differ from those estimates.



Note 6 -- Investments in Securities                    ------------------------------------------------
------------------------------------------------       The Fund and its predecessor, The Taiwan
Purchases and proceeds from sales, excluding           (R.O.C.) Fund, have been certified as
short-term investments, for the twelve                 distributing funds by the Board of Inland
months ended December 31, 2001, included               Revenue of the United Kingdom for the period
approximately $267,501,674 for stock and               from their inception to December 31, 2000.
bond purchases and approximately                       The Fund intends to apply for such status
$301,085,442 for stock and bond sales,                 for succeeding accounting periods.
respectively.                                          ------------------------------------------------

At December 31, 2001, the cost of
investments, including bonds and short-term            ------------------------------------------------
investments, for U.S. federal income tax               Michael Ding has been portfolio manager of
purposes was approximately $166,556,740. At            the Fund since July 1999, its President
December 31, 2001, the net unrealized                  since September 1999 and a trustee since
appreciation on investments for financial              June 2001. He had been the Fund's deputy
reporting and tax purposes equaled                     manager since March 1999. Mr. Ding is also
$4,739,711.                                            the President and Chief Investment Officer
                                                       of International Investment Trust Co. (IIT),
Note 7 -- Shares of Beneficial Interest                the Fund's investment manager. He has worked
------------------------------------------------       for the past three years at IIT, where he
The Trust's "Declaration of Trust" permits             was previously senior vice president. Mr.
the Trustees to issue an unlimited number of           Ding served as chief economist and head of
shares of beneficial interest or additional            research at Citicorp International
classes of other securities. The shares have           Securities Ltd. in Taipei from 1996 to 1999
a par value of $0.01, and no other classes             and as head of research and information for
of securities are outstanding at present. At           the greater China region at McKinsey & Co.
December 31, 2001, 32,698,976 shares were              from 1994 to 1996.
outstanding.                                           ------------------------------------------------











KPMG [LOGO]

                          Independent Auditors' Report
                          ----------------------------

The Trustees and Shareholders of
The R.O.C. Taiwan Fund:

We have audited the accompanying consolidated statement of assets and liabilities of The R.O.C. Taiwan Fund, a Massachusetts business trust (the "Trust"), including the consolidated schedule of investments, as of December 31, 2001, and the related consolidated statement of operations for the year then ended, the consolidated statements of changes in net assets for each of the years in the two-year period then ended, and the consolidated financial highlights for each of the years in the five-year period then ended. These consolidated financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and financial highlights. Our procedures included the physical examination of short-term investments owned as of December 31, 2001, and confirmation of securities owned as of December 31, 2001, by correspondence with the custodian and brokers. As to securities sold but not delivered, we performed other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of The R.O.C. Taiwan Fund as of December 31, 2001, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG
--------
    KPMG


Taipei, Taiwan
January 14, 2002

----------------------------------------------------------------------------------------------------------
THE R.O.C. TAIWAN FUND
www.roctaiwanfund.com
----------------------------------------------------------------------------------------------------------

MANAGER:
International Investment Trust Company Limited
17th Floor
167 Fuhsing North Road
Taipei, Taiwan, Republic of China                                         --------------------------
Telephone:  886-2-2713-7702                                               T           H            E
Fax:  886-2-2717-3077                                                     --------------------------
                                                                                    R.O.C
OFFICERS AND TRUSTEES:                                                    --------------------------
Theodore S. S. Cheng, Chairman and Trustee                                       TAIWAN FUND
Michael Ding, President and Trustee                                       --------------------------
Edward B. Collins, Trustee and Audit Committee
   Member
David N. Laux, Trustee and Audit Committee
   Member                                                                        Annual Report
Alfred F. Miossi, Trustee and Audit Committee
   Member                                                                     December 31, 2001
Robert P. Parker, Trustee and Audit Committee
   Member
Peggy Chen, Chief Financial Officer,
   Treasurer, and Secretary

CUSTODIAN:
Central Trust of China
49 Wuchang Street, Sec. 1
Taipei, Taiwan
Republic of China

TRANSFER AGENT,
PAYING AND PLAN AGENT:
State Street Bank and Trust Co.
P.O. Box 8200
Boston, Massachusetts  02266-8200
U.S.A.
Telephone: 1-800-426-5523

U.S. ADMINISTRATOR:
Citigate Dewe Rogerson Inc.
1440 Broadway, 16th Floor
New York, NY 10018
U.S.A.
Telephone: (212) 688-6840

U.S. LEGAL COUNSEL:
Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, NY 10019-6064
Telephone: (212) 373-3000

For information on the Fund, including the NAV, please call toll free
1-800-343-9567.
