Form 10-Q
period 2002-09-30
R O C TAIWAN FUND
filed 2002-11-12
CIK 836267

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                           --------------------------
                           T           H            E
                           --------------------------
                                      R.O.C
                           --------------------------
                                   TAIWAN FUND
                           --------------------------



                                QUARTERLY REPORT

                               September 30, 2002

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Dear Stockholders

The Fund's net asset value per share (NAV) declined 14.0% in the third quarter, outperforming the 18.7% fall in the Taiwan Stock Exchange Index (TAIEX) despite the New Taiwan dollar's 3.9% depreciation against the U.S. dollar during the period.

The TAIEX performance took place against the backdrop of the worst quarterly loss of U.S. equities in almost 15 years as measured by the 18% drop in both the Standard & Poor's 500 Index and Dow Jones Industrial Average. The Taiwan market, in fact, tracked its American counterpart fairly closely through ups and downs, and both suffered declines each month during the third quarter.

To be sure, the Taiwan market moved higher early in the period on news of continuing export strength and rising memory-chip prices. By mid-July, however, the steep fall in the American equity market eventually started to reverberate, raising concern that it would be a drag on economic recovery. And after U.S. technology giants Intel and Microsoft lowered annual forecasts amid signs of weak demand, Taiwan's two largest semiconductor companies both chimed in with warnings of a downturn in their business.

Political developments also weighed on investors. The biggest single-day fall in share prices during the period followed President Chen Shui-bian's early August remarks characterizing the two sides of the Taiwan Strait as separate countries and calling for a referendum on Taiwan independence. These comments damped optimism that Taipei and Beijing might establish direct transportation and trade links in the not too distant future. But the market quickly rebounded, sparked by a big surge in the U.S. and the announcement that Taiwan's second quarter economic growth was a higher than expected 4%.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

After a brief August rally, the downward trend resumed later that same month and then accelerated. In September, the TAIEX declined 12%--the steepest fall for the year. Uncertainty over demand for technology products dominated as many Taiwan computer-related companies lowered annual forecasts and warned that customers were demanding lower prices after sales failed to rebound. Signs of a weakening American economy added to the gloom. U.S. consumer confidence dipped for a fourth straight month, factory production fell, and the Federal Reserve expressed concern about slowing growth.

Strong external demand continued to be the main driver of Taiwan's economy in the third quarter. The 19% leap in merchandise exports--equivalent to roughly 40% of gross national product--more than tripled the rate of increase of the previous quarter. This performance was largely due to a 41% surge in shipments to China (including Hong Kong), which absorbed almost a third of total exports in the period. On the domestic front, private investment recovered strongly with an estimated double-digit rate of growth after contracting for seven consecutive quarters. Private consumption, however, remained relatively weak as a result of continuing high unemployment and the lackluster stock market. We estimate that the economy advanced 3.8% in the third quarter and forecast 3.1% growth for the full year.

The Taiwan market should rally in the fourth quarter as the technology industry enters what is usually its peak season. The Fund will therefore remain fully invested in a highly diversified portfolio. In the technology area, we especially like the prospects of makers of handsets (mobile phones) and related components, broadband networking equipment, and CD-RW drives (CD recorders)--including the companies

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

that design ICs for these drives. As previously disclosed in a press release (full text available on the Fund(1)s website at (HTTP://WWW.ROCTAIWANFUND.COM/RRN.HTM) issued earlier this month, a significant portion of our investments are in Taiwan companies whose business is becoming increasingly integrated with the economy of China, and the Fund intends to continue, and perhaps increase, this focus. These include Taiwan technology companies, whose factories in China account for a large part of that country's high-tech exports. We are also targeting firms in traditional industries that are benefiting from rising demand as the Chinese economy continues to be one of the world's best performers.

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


                                    Respectfully submitted,


                                    /s/ Michael Ding
                                    -----------------------
                                    Michael Ding
                                    President

October 29, 2002

p.s. The required annual notification of our privacy policy is included with this report.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PORTFOLIO HIGHLIGHTS
Three Months Ended September 30, 2002

--------------------------------------------------------------------------------
KEY STATISTICS
--------------------------------------------------------------------------------
Change in N.A.V. ($4.85 to $4.17)                                      -$0.68
--------------------------------------------------------------------------------
Total Net Assets                                               $136.4 Million
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
SECURITY CLASSIFICATION
--------------------------------------------------------------------------------
                                                                       Value
Percent of Net Assets                                                  (000)
--------------------------------                                   ------------
Common Stocks                                97.59%                  $133,144
--------------------------------------------------------------------------------
Short-term Investments                        1.89                      2,575
                                            ------                   --------
--------------------------------------------------------------------------------
Total Investments                            99.48                    135,719
--------------------------------------------------------------------------------
Other Assets Less Liabilities                 0.52                        719
--------------------------------------------------------------------------------
Net Assets                                  100.00%                  $136,438
================================================================================

--------------------------------------------------------------------------------
TEN LARGEST HOLDINGS
--------------------------------------------------------------------------------
                                                                    Percent of
Company                                                             Net Assets
--------------------------------                                   ------------
Taiwan Semiconductor Manufacturing Co., Ltd.                             6.04%
--------------------------------------------------------------------------------
Pihsiang Machinery Manufacturing Co., Ltd.                               4.68
--------------------------------------------------------------------------------
United Microelectronics Corp.                                            4.35
--------------------------------------------------------------------------------
Taiwan Green Point Enterprises Co., Ltd.                                 4.05
--------------------------------------------------------------------------------
Chunghwa Telecom Co., Ltd.                                               3.98
--------------------------------------------------------------------------------
Synnex Technology International Corp.                                    3.77
--------------------------------------------------------------------------------
MediaTek Inc.                                                            3.55
--------------------------------------------------------------------------------
Quanta Computer Inc.                                                     3.53
--------------------------------------------------------------------------------
Sonix Technology Co., Ltd.                                               3.51
--------------------------------------------------------------------------------
Benq Corp.                                                               3.51
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INDUSTRY DIVERSIFICATION
--------------------------------------------------------------------------------
                                                                    Percent of
                                                                    Net Assets
--------------------------------                                   ------------
Electronics                                                             22.23%
--------------------------------------------------------------------------------
Semiconductors                                                          17.45
--------------------------------------------------------------------------------
Computers & Office Equipment                                             9.76
--------------------------------------------------------------------------------
Banking                                                                  7.81
--------------------------------------------------------------------------------
Communications Equipment                                                 6.14
--------------------------------------------------------------------------------
Textiles                                                                 5.39
--------------------------------------------------------------------------------
Chemical                                                                 4.68
--------------------------------------------------------------------------------
Plastics                                                                 4.57
--------------------------------------------------------------------------------
Telephone Services                                                       3.98
--------------------------------------------------------------------------------
Retailing                                                                3.77
--------------------------------------------------------------------------------

THE R.O.C. TAIWAN FUND
www.roctaiwanfund.com

MANAGER:
International Investment Trust Company Limited
17th Floor
167 Fuhsing North Road
Taipei, Taiwan, Republic of China
Telephone: 886-2-2713-7702
Fax: 886-2-2717-3077

OFFICERS AND TRUSTEES:
Chi-Chu Chen, Chairman and Trustee
Michael Ding, President and Trustee
Edward B. Collins, Trustee and Audit Committee  Member
Pedro-Pablo Kuczynski, Trustee and Audit Committee Member
David N. Laux, Trustee and Audit Committee Member
Alfred F. Miossi, Trustee and Audit Committee Member
Robert P. Parker, Trustee and Audit Committee Member
Cheng Cheng Tung, Trustee
Peggy Chen, Chief Financial Officer, Treasurer and Secretary

CUSTODIAN:
Central Trust of China
49 Wuchang Street, Sec. 1
Taipei, Taiwan
Republic of China

TRANSFER AGENT, PAYING AND PLAN AGENT:
Equiserve Trust Company, NA
P.O. Box 43011
Providence, RI 02940-3011 U.S.A.
Telephone: 1-800-426-5523

U.S. ADMINISTRATOR:
Citigate Financial Intelligence
1440 Broadway, 16th Floor
New York, NY 10018 U.S.A.
Telephone: (212) 688-6840

U.S. LEGAL COUNSEL:
Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, NY 10019-6064
Telephone: (212) 373-3000

For information on the Fund, including the NAV, please call toll free 1-800-343-9567